Form 10-Q
period 2010-09-30
Formative Growth Corp
filed 2010-11-24
CIK 1505369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number _____

Formative Growth Corporation
(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Nautilus Global Partners
700 Gemini, Suite 100, Houston, TX 77056
 (Address of principal executive offices) (Zip Code)

(281) 488-3883
 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  [X]     NO  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).YES  [X]     NO  [__]

At November 18, 2010 there were 998,275 shares of Registrant's ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Formative Growth Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2010 (Unaudited)	June 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,425	$1,425

Total assets	$1,425	$1,425

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$5,835	$5,835

Total current liabilities	5,835	5,835

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of September 30, 2010 and June 30, 2010.	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(11,134)	(11,134)
Total shareholders' deficit	(4,410)	(4,410)
Total liabilities and shareholders' deficit	1,425	1,425

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Cumulative During Development Stage (September 27, 2006 to September 30, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	--	--	11,134
Total operating expenses	--	--	11,134

Operating loss	--	--	(11,134)

Income tax expense (benefit)	--	--	--

Net loss	$--	$--	$(11,134)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	$920,908

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Cumulative During Development Stage (September 27, 2006 to September 30, 2010)
Cash flows from operating activities
Net loss	$--	$--	$(11,134)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	--	--	5,835
Accounts payable	--	--	--
Net cash used in operating activities	--	--	(5,189)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	6,614
Net cash provided by financing activities	--	--	6,614

Net increase (decrease) in cash	--	--	1,425

Cash at beginning of the period	1,425	1,425	--
Cash at end of the period	$1,425	$1,425	$1,425

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

On September 27, 2006, Formative Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company's formation and administrative costs of $2,592 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share for consideration of $110 together with a payable to the Founders of $2,482.

At September 30, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through September 30, 2010 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent, that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10 for the year ended June 30, 2010, filed with the Securities and Exchange Commission on November 10, 2010.

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows the accounting guidelines for accounting for and reporting in Development Stage Enterprise in preparing its financial statements.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At September 30, 2010 and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

On March 1, 2008, the Company consolidated the authorized ordinary share capital of the Company from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of $0.000128 par value each. This resulted in every shareholder as of March 1, 2008 receiving 0.78125 ordinary shares for every ordinary share previously held.  This was treated as a stock split for U.S. GAAP purposes, and all share and per share data is presented as if the consolidation took place as of the date of inception, September 27, 2006.  On March 1, 2008, the Company also consolidated the authorized preference share capital of the Company from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.

Income Taxes

Formative Growth Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception.  While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payables reflects their carrying amounts.

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company's financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company's financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2010 and 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact (if any) on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $5,835 to a Founder of the Company as of September 30, 2010 and June 30, 2010.  The payable is non-interest bearing and payable on demand.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482, were the basis of the funding of the Company's formation costs.  On December 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,614. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2010, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all subsequent events through November 23, 2010, the date the financial statements were available to be issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; and conditions in the capital markets.  We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

General

Formative Growth Corporation ("we," "us," or the "Company") is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

Plan of Operation

We have not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.  We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Comparison of the three months ended September 30, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2010 and 2009. We also did not recognize any expenses for the three months ended September 30, 2010 and September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $1,425 and current liabilities of $5,835 to a related party.  The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds."

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive and Financial Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Annual Report on Form 10, filed with the Securities and Exchange Commission on November 10, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

 ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number                      Description

31
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2010	FORMATIVE GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director