Form 10-Q
period 2010-12-31
Formative Growth Corp
filed 2011-02-09
CIK 1505369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-54185

Formative Growth Corporation
(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Nautilus Global Partners
700 Gemini, Suite 100, Houston, TX 77056
 (Address of principal executive offices) (Zip Code)

(281) 488-3883
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  [X]     NO  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).YES  [X]     NO  [__]

At February 8, 2011 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Formative Growth Corporation
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2010 (Unaudited)	June 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,218	$1,425

Total assets	$1,218	$1,425

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$6,368	$5,835
Accounts payable	2,035	--
Total current liabilities	8,403	5,835

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of December 31, 2010 and June 30, 2010.	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(13,909)	(11,134)
Total shareholders’ deficit	(7,185)	(4,410)
Total liabilities and shareholders’ deficit	$1,218	$1,425

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Cumulative During Development Stage (September 27, 2006 to December 31, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	2,775	1,782	13,909
Total operating expenses	2,775	1,782	13,909

Operating loss	(2,775)	(1,782)	(13,909)

Income tax expense (benefit)	--	--	--

Net loss	$(2,775)	$(1,782)	$(13,909)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	925,480

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	2,775	1,782
Total operating expenses	2,775	1,782

Operating loss	(2,775)	(1,782)

Income tax expense (benefit)	--	--

Net loss	$(2,775)	$(1,782)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275

See accompanying notes to condensed financial statements

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Cumulative During Development Stage (September 27, 2006 to December 31, 2010)
Cash flows from operating activities
Net loss	$(2,775)	$(1,782)	$(13,909)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	533	--	6,368
Accounts payable	2,035	1,782	2,035
Net cash used in operating activities	(207)	--	(5,396)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	6,614
Net cash provided by financing activities	--	--	6,614

Net increase (decrease) in cash	(207)	--	1,218

Cash at beginning of the period	1,425	1,425	--
Cash at end of the period	$1,218	$1,425	$1,218

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010

On September 27, 2006, Formative Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company’s formation and administrative costs of $2,592 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share for consideration of $110 together with a payable to the Founders of $2,482.

At December 31, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through December 31, 2010 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as “a development stage company” as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10 Amendment #2 for the year ended June 30, 2010, filed with the Securities and Exchange Commission on January 27, 2011.

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

At December 31, 2010 and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

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

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2010 and June 30, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through December 31, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $6,368 and $5,835 to a Founder of the Company as of December 31, 2010 and June 30, 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $2,035 and $-0- as of December 31, 2010 and June 30, 2010, respectively.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482, were the basis of the funding of the Company’s formation costs.  On December 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,614. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2010, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all subsequent events through February 8, 2011, the date the financial statements were available to be issued.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Formative Growth Corporation (“we,” “us,” or the “Company”) is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Comparison of the three months ended December 31, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2010 and 2009. Total expenses for the three months ended December 31, 2010 were $2,775 compared with $1,782 for the three months ended December 31, 2009. The increase was caused by additional expenses related to becoming a publicly reporting company.

Comparison of the six months ended December 31, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the six months ended December 31, 2010 and 2009. Total expenses for the six months ended December 31, 2010 were $2,775 compared with $1,782 for the six months ended December 31, 2009. The increase was caused by additional expenses related to becoming a publicly reporting company.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1,218 and current liabilities of $6,368 to a related party and $2,035 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10 Amendment #2, filed with the Securities and Exchange Commission on January 27, 2011.

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

Date: February 8, 2011	FORMATIVE GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director