Form 10-Q
period 2011-03-31
Formative Growth Corp
filed 2011-05-16
CIK 1505369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 13, 2011 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Formative Growth Corporation
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2011 (Unaudited)	June 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,218	$1,425

Total assets	$1,218	$1,425

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$8,403	$5,835
Accounts payable	218	--
Total current liabilities	8,621	5,835

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of March 31, 2011 and June 30, 2010	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(14,127)	(11,134)
Total shareholders’ deficit	(7,403)	(4,410)
Total liabilities and shareholders’ deficit	$1,218	$1,425

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Cumulative During Development Stage (September 27, 2006 to March 31, 2011)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	2,993	1,782	14,127
Total operating expenses	2,993	1,782	14,127

Operating loss	(2,993)	(1,782)	(14,127)

Income tax expense (benefit)	--	--	--

Net loss	$(2,993)	$(1,782)	$(14,127)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	929,458

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	218	--
Total operating expenses	218	--

Operating loss	(218)	--

Income tax expense (benefit)	--	--

Net loss	$(218)	$--

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275

See accompanying notes to condensed financial statements

Formative Growth Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Cumulative During Development Stage (September 27, 2006 to March 31, 2011)
Cash flows from operating activities
Net loss	$(2,993)	$(1,782)	$(14,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	2,568	1,782	8,403
Accounts payable	218	--	218
Net cash used in operating activities	(207)	--	(5,396)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	6,614
Net cash provided by financing activities	--	--	6,614

Net increase (decrease) in cash	(207)	--	1,218

Cash at beginning of the period	1,425	1,425	--
Cash at end of the period	$1,218	$1,425	$1,218

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Formative Growth Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 - Organization, Business and Operations

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

At March 31, 2011, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2011 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

At March 31, 2011 and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

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

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 – quoted prices in active markets for identical assets and liabilities.
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 – unobservable inputs.
As of March 31, 2011 and June 30, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2011, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $8,403 and $5,835 to a Founder of the Company as of March 31, 2011 and June 30, 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $218 and $-0- as of March 31, 2011 and June 30, 2010, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2011, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all subsequent events through May 13, 2011, the date the financial statements were available to be issued.

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

Comparison of the nine months ended March 31, 2011 and 2010

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2011 and 2010. Total expenses for the nine months ended March 31, 2011 were $2,993 compared with $1,782 for the nine months ended March 31, 2010. The increase was caused by additional expenses related to becoming a publicly reporting company.

Comparison of the three months ended March 31, 2011 and 2010

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2011 and 2010. Total expenses for the three months ended March 31, 2011 were $218 compared with $0 for the three months ended March 31, 2010. The increase was caused by additional expenses related to becoming a publicly reporting company.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $1,218 and current liabilities of $8,403 to a related party and $218 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive and Financial Officer has concluded that our current disclosure controls and procedures were effective and provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

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

Date: May 13, 2011	FORMATIVE GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director