Form 10-K
period 2012-06-30
Formative Growth Corp
filed 2012-10-26
CIK 1505369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

c/o Nautilus Global Partners

800 Town & Country Boulevard, Suite 420, Houston, TX 77024

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES [X]   NO [  ]

At October 23, 2012 there were 998,275 shares of Registrant’s ordinary shares outstanding.

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

(b)

Holders

As of June 30, 2012 there were approximately 460 record holders of 998,275 Ordinary Shares.

(c)

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)

Securities authorized for issuance under equity compensation plans

As of June 30, 2012, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011
Revenues	$-	$-
Expenses	3,047	3,338
Net Loss	3,047	3,338
Basic and diluted loss per share	$(0.00)	$(0.00)

Total Assets	$-	$-

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

Results of Operations

Year ended June 30, 2012 compared to period year ended June 30, 2011

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2012. Total expenses for the year ended June 30, 2012 decreased to $3,047 from $3,338 for the year ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of June 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2012.

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal controls.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	54	Director

Joseph Rozelle	39	President, Chief Financial Officer, Director

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

Pan Asian Corporation

•

Bering Growth Corporation

•

Constellation Growth Corporation

•

Eastern Acquisition Corporation

•

Apollo Acquisition Corporation

•

Emerging Acquisition Corporation

•

Evolution Acquisition Corporation

•

Century Acquisition Corporation

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of October 23, 2012.

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

The following table sets forth, as of June 30, 2012, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

David Richardson* (1)	78,125	7.8%

Joseph Rozelle* (2)	781,250	78.3%

Nautilus Global Partners, LLC (3) 800 Town & Country Blvd. Suite 420 Houston, TX 77024	781,250	78.3%

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	78,125	7.8%

All Officers and Directors as a group (2 individuals)	859,375	86.1%

———————

* The address of Messrs. Richardson and Rozelle is c/o Nautilus Global Business Partners, 800 Town & Country Boulevard, Suite 420, Houston, TX 77024

(1)

Includes 78,125 shares held by Mid-Ocean Consulting Limited.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares.

(2)

Consists of the 781,250 shares held by Nautilus Global Partners.  Mr. Rozelle is the President of Nautilus Global Partners.

(3)

Mr. Rozelle is President of Nautilus Global Partners, LLC.   Based upon his position with Nautilus, Mr. Rozelle may be deemed to be the indirect beneficial owners of the ordinary shares. Mr. Rozelle disclaims beneficial ownership of such ordinary shares held by Nautilus Global Partners, LLC, except to the extent of his respective pecuniary interests therein.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 27, 2006, we issued an aggregate of 859,375 of our ordinary shares to the individuals and entities set forth below for $110 in cash, at a purchase price of $0.000128 per share, as follows:

Name	Number of Shares	Relationship to Us

Nautilus Global Partners, LLC	781,250	Joseph Rozelle, our President and Chief Financial Officer is the President of Nautilus Global Partners, LLC.

Mid-Ocean Consulting Limited	78,125	David Richardson, one of our directors is the owner, president and CEO of Mid-Ocean Consulting.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audits of the Company’s annual financial statements for the fiscal year ended June 30, 2012 and 2011, and fees billed for other services rendered by PMB.

	2012	2011
Audit Fee (1)	$637	$1,275
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

———————

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

———————

(1)

Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2012	FORMATIVE GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 23, 2012	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 23, 2012	By: /s/ David Richardson
Name: David Richardson
Title: Director

Formative Growth Corporation

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Formative Growth Corporation:

We have audited the accompanying balance sheets of Formative Growth Corporation (the Company) (a development stage company) as of June 30, 2012 and 2011, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended June 30, 2012 and 2011, and the cumulative period from inception (September 27, 2006) through June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formative Growth Corporation as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011, and the cumulative period from inception (September 27, 2006) through June 30, 2012, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2012 is $17,519.

PMB Helin Donovan, LLP

/s/PMB Helin Donovan, LLP

October  23, 2012

Houston, TX

Formative Growth Corporation

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$--

Total assets	$--	$--

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$10,361	$7,403
Accounts payable	434	345
Total current liabilities	10,795	7,748

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of June 30, 2012 and June 30, 2011	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(17,519)	(14,472)
Total shareholders’ deficit	(10,795)	(7,748)
Total liabilities and shareholders’ deficit	$--	$--

The accompanying notes are an integral part of these financial statements.

Formative Growth Corporation

(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2012	Year Ended June 30, 2011	Cumulative During Development Stage (September 27, 2006 to June 30, 2012)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	3,047	3,338	17,519
Total operating expenses	3,047	3,338	17,519

Operating loss	(3,047)	(3,338)	(17,519)

Income tax expense (benefit)	--	--	--

Net loss	$(3,047)	$(3,338)	$(17,519)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275

The accompanying notes are an integral part of these financial statements.

Formative Growth Corporation

(A Development Stage Company)

Statements of Shareholders’ Deficit

For the period from September 27, 2006 (Date of Inception) to June 30, 2012

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at September 27, 2006	--	$--	859,375	$110	$--	$--	$110
Net loss	--	--	--	--	--	(5,692)	(5,692)

Balance as of June 30, 2007	--	--	859,375	110	--	(5,692)	(5,582)

Net loss	--	--	--	--	--	(2,073)	(2,073)

Balance as of June 30, 2008	--	--	859,375	110	--	(7,765)	(7,655)

Sale of Ordinary shares	--	--	138,900	18	6,596	--	6,614
Net loss	--	--	--	--	--	(1,587)	(1,587)
Balance as of June 30, 2009	--	--	998,275	128	6,596	(9,352)	(2,628)

Net loss	--	--	--	--	--	(1,782)	(1,782)

Balance as of June 30, 2010	--	--	998,275	128	6,596	(11,134)	(4,410)
Net loss	--	--	--	--	--	(3,338)	(3,338)

Balance as of June 30, 2011	--	--	998,275	128	6,596	(14,472)	(7,748)
Net loss	--	--	--	--	--	(3,047)	(3,047)

Balance as of June 30, 2012	--	$--	998,275	$128	$6,596	$(17,519)	$(10,795)

The accompanying notes are an integral part of these financial statements.

Formative Growth Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2012	Year Ended June 30, 2011	Cumulative During Development Stage (September 27, 2006 to June 30, 2012)
Cash flows from operating activities
Net loss	$(3,047)	$(3,338)	$(17,519)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	2,958	1,568	10,361
Accounts payable	89	345	434
Net cash used in operating activities	--	(1,425)	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	6,614
Net cash provided by financing activities	--	--	--

Net decrease in cash	--	(1,425)	--

Cash at beginning of the period	--	1,425	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

Formative Growth Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Formative Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At June 30, 2012, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2012 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows the accounting guidelines for accounting for and reporting in Development Stage Enterprises in preparing its financial statements.

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

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

At June 30, 2012 and June 30, 2011, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

As of June 30, 2012 and June 30, 2011, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2012, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate. The affiliate has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $10,361 and $7,403 to a Founder of the Company as of June 30, 2012 and June 30, 2011, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $434 and $345 as of June 30, 2012 and June 30, 2011, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2012 and June 30, 2011, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all events subsequent to the balance sheet date through October 23, 2012 that would require recognition or disclosure in the financial statements.